Form 10QSB
period 2001-06-30
MAG WELL INC
filed 2001-08-20
CIK 924535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-87701

                         Mag-Well, Inc.
                         --------------
      (Exact name of registrant as specified in its charter)

              Texas                         74-2506600
              -----                         ----------
 (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

    404 Lakeview Drive, Boerne, Texas                  78006
    ---------------------------------                  -----
 (Address of principal executive offices)            (Zip Code)

                         (830) 249-2610
                         --------------
      (Registrant's telephone number, including area code)

                               N/A
                               ---
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 08/15/01: 12,313,000

/1/

                         Mag-Well, Inc.



                        Table of Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet June 30, 2001 (unaudited)                          3

          Statements of Operations For The Three and Six Months Ended      4
          June 30, 2001 (unaudited) and 2000 (unaudited)

          Statements of Cash Flows For The Six Months Ended June 30,       5
          2001 (unaudited) and 2000 (unaudited)

          Notes to Financial Statements                                    6

     Item 2. Management's Discussion and Plan of Operation                 7

PART II - OTHER INFORMATION

     Item 6. Exhibits                                                     10

SIGNATURES                                                                11

/2/

                         MAG-WELL, INC.

                          BALANCE SHEET

                             ASSETS
                                                         JUNE 30, 2001
                                                         -------------
                                                         (Unaudited)

CURRENT ASSETS:
 Cash                                                    $     2,735
 Trade accounts receivable                                    22,751
 Inventory (net of valuation allowance of $62,000)           274,131
                                                         -----------
    Total current assets                                     299,617

PROPERTY AND EQUIPMENT, net                                   38,100

OTHER ASSETS -
 Deferred offering costs                                      28,950
                                                         -----------
Total assets                                             $   366,667
                                                         ===========
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Line of credit payable                                  $   108,128
 Current portion of notes payable                            139,153
 Trade accounts payable                                       14,168
 Accrued payroll                                             202,500
 Accrued expenses and other liabilities                      342,505
                                                         -----------
    Total current liabilities                                806,454

COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
 Preferred stock, $.001 stated value; 5,000,000 shares             -
  authorized, no shares issued and outstanding
 Common stock, $.001 stated value; 20,000,000                 12,313
  shares authorized, 12,313,000 shares issued
  and outstanding
 Additional paid-in capital                                2,443,335
 Deferred offering costs                                    (136,250)
 Accumulated deficit                                      (2,759,185)
                                                         -----------
Total stockholders' deficiency                              (439,787)
                                                         -----------
Total liabilities and stockholders' deficiency           $   366,667
                                                         ===========

      See accompanying notes to these financial statements.

/3/

                         MAG-WELL, INC.

                    STATEMENTS OF OPERATIONS
                           (unaudited)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                               ----------------------  ----------------------
                                  2001       2000         2001       2000
                               ----------  ----------  ----------  ----------
REVENUES:
  Tool sales                   $   54,409  $   42,909  $  126,242  $   72,336
  Lease revenue                       610       1,789       1,420       3,883
                               ----------  ----------  ----------  ----------
    Total Revenue                  55,019      44,698     127,662      76,219
                               ----------  ----------  ----------  ----------

COST OF GOODS SOLD                 75,384      33,008     144,044      73,644
                               ----------  ----------  ----------  ----------
Gross margin                      (20,365)     11,690     (16,382)      2,575

GENERAL AND ADMINISTRATIVE
 EXPENSES                          60,695      32,073     122,805      74,390


OTHER INCOME EXPENSES):
 Interest expense                  (8,110)    (13,222)    (16,680)    (18,557)
 Gain on disposition of assets          -         935           -         935
 Other                               (967)        182           -         307
                               ----------  ----------  ----------  ----------
   Total other income (expense)    (9,077)    (12,105)    (16,680)    (17,315)
                               ----------  ----------  ----------  ----------
NET LOSS                       $  (90,137) $  (32,488) $ (155,867) $  (89,130)
                               ==========  ==========  ==========  ==========

NET LOSS PER SHARE
(basic and diluted):           $    (0.01) $        *  $    (0.01) $    (0.01)
                               ==========  ==========  ==========  ==========
WEIGHTED AVERAGE
SHARES OUTSTANDING             12,313,000  12,313,000  12,313,000  12,313,000
                               ==========  ==========  ==========  ==========

*  Less than $(.01) per share


      See accompanying notes to these financial statements.

/4/

                         MAG-WELL, INC.

                     STATEMENT OF CASH FLOWS
                           (unaudited)


                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                  2001       2000
                                               ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $ (155,867) $  (89,130)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                     8,659      14,000
  Change in receivables                            (8,667)     67,137
  Change in inventory                              38,890    (138,383)
  Change in accounts payable, accrued
   expenses and other liabilities                  96,696     104,393
  Other                                            (1,246)      6,501
                                               ----------  ----------
    Net cash used by operating activities         (21,535)    (35,482)
                                               ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   -     (29,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                     11,532      33,901
  Deferred offering costs                               -      (3,000)
                                               ----------  ----------
    Net cash provided by financing activities      11,532      30,901

NET CHANGE IN CASH AND CASH EQUIVALENTS           (10,003)    (33,987)

CASH AND CASH EQUIVALENTS, beginning of
 period                                            12,738      34,508
                                               ----------  ----------
CASH AND CASH EQUIVALENTS, end of period       $    2,735  $      521
                                               ==========  ==========

      See accompanying notes to these financial statements.

/5/

                         MAG-WELL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                 Six Months Ended June 30, 2001


1.   Unaudited Information

     The accompanying financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.

     These  financial  statements should be read  in  conjunction with  the  Company's December 31, 2000 financial  statements
     and   the   notes  included  in  the  Company's  Form   SB-2
     Registration Statement.


                     **********************

/6/

      Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

  Mag-Well, Inc., a Texas corporation, develops, manufactures and distributes Magnetic Fluid Conditioners (or "MFCs"), an environmentally safe solution that treats the problems of scale, wax, and asphaltene deposits within pipes and accompanying equipment associated with the oil production and fluid processing industries. Our patented process (patent No. 5,178,757) significantly alters the precipitation of solids in solution without the use of dangerous chemicals.

  MFC's consist of a series of extremely powerful, magnetic circuits mounted in a stainless steel case equipped with standard pipe threads or flanges at either end. The tool is installed inline allowing fluid to pass through venturii saturated with powerful magnetic fields. The calculation of flow rates, magnetic intersects, exposure time and field strength in each application allows us to design equipment to achieve optimum treatment with no external power required. Currently, we provide products mainly to the oil industry.

  On a more limited basis, we treat solids in:

     a. Diesel fuels, boiler & heat exchangers, water towers, hot water & steam systems; and
     b.   Commercial ice production equipment.

  We currently have over 1,500 tools installed worldwide.

  Mission

  We will continue to persevere in the effort to manufacture the finest, most advanced, custom MFC's available in the world today. Management will pursue the expansion of its diesel fuel treatment market as well as tools related to the water treatment industry. John Corney, Executive VP of Manufacturing and inventor, brings 20 years of experience to the MFC industry. This has allowed us to produce the largest most powerful MFC's in the world today. Our experience in the industry allows us to use this technology to maximize performance while minimizing limitations.

/7/

Results of Operations

 Six Month Comparative

  Tool sales for the six months ended June 30, 2001 were $126,242. This represents an increase of $53,906 in tool sales from the comparable six month period ended June 30, 2000, when we reported tool sales of $72,336. Tool sales increased by 75% because we had more international orders in the first quarter of 2001 vs. the first quarter of 2000.

  Cost of goods sold for the six months ended June 30, 2001 were $144,044. This represents an increase of $70,400 in cost of goods sold from the comparable six month period ended June 30, 2000, when we reported cost of goods sold of $73,644. The cost of goods sold increased nearly 100% due to the increase in sales. Our costs were higher because the Company sold more tools over the comparable period and less production costs were capitalized into inventory in 2001.

  General and administrative expenses for the six months ended June 30, 2000 were $122,805. This represents an increase of $48,415 in general and administrative expenses from the comparable six month period ended June 30, 2000, when we reported general and administrative expenses of $74,390. This increase in expenses was largely due to increased international sales and business development efforts.

  Due to the increase in cost of goods sold and general and administrative expenses, we recorded a net loss for the six months ended June 30, 2001 of $155,867 as compared to the loss of $89,130 reported in the comparable period of 2000. Furthermore, as of June 30, 2000 the company had a working capital deficit of $506,837. The net cash used in operational activities for the six months ended June 30, 2001 was $21,535 as compared to net cash used in operational activities of $35,482 reported in the comparable period of 2000.

Three Month Comparative

  Tool sales for the three months ended June 30, 2001 were $54,409. This represents a increase of $11,500 in tool sales from the comparable three month period ended June 30, 2000, when we reported tool sales of $42,909. Tool sales increased by 27% because we had an international order in the second quarter of 2001 vs. none in the second quarter of 2000.

  Cost of goods sold for the three months ended June 30, 2001 were $75,384. This represents an increase of $42,376 in cost of goods sold from the comparable three month period ended June 30, 2000, when we reported cost of goods sold of $33,008. The cost of goods sold increased 128% because less production costs were capitalized into inventory in 2001.

/8/

  General and administrative expenses for the three months ended June 30, 2000 were $60,695. This represents an increase of $28,622 in general and administrative expenses from the comparable three month period ended June 30, 2000, when we reported general and administrative expenses of $32,073. This increase in expenses was largely due to increased international sales and business development efforts.

  Due to the increase in cost of goods sold and general and administrative expenses, we recorded a net loss for the three months ended June 30, 2001 of $90,137 as compared to the loss of $32,488 reported in the comparable period of 2000.

Future Business

  We have quotes outstanding, in the amount of $961,324.25, for the following countries:
     1. Germany  2. Indonesia  3. The Congo  4. Azerbaijan  5.
     Venezuela  6. Mexico  7. Kazakhstan.

  Once monies become available from the SB-2 offering management intends to initiate a marketing campaign in an effort to better educate industries world wide of our capabilities and accomplishments. We will introduce, on a worldwide basis, our newest Full Bore Tool, which is the largest, most powerful downhole oil field tool that we have built to date. This tool has shown tremendous success offshore with Pemex Mexico as well as Perenco, Africa. Available Pemex engineering reports indicate less than a 30-day payback on their investment in our Full Bore Tool. Management plans to initiate a program where we can supply large offshore wells with initial test tools enabling oil companies to see first hand the type of savings that can be realized. This is not something that we were able to do in the past, due to lack of funds.

  It is our goal to see a Mag-Well tool installed in every new well completed as standard equipment. We believe this would reduce or eliminate the need for billions of dollars of chemicals used each year to produce oil.

Liquidity and Capital Resources

  To fund ongoing fiscal 2001 operations, we will need to begin to generate revenues or raise additional capital to fund our operations and provide for our working capital needs. The Securities and Exchange Commission cleared our SB-2 offering on 17 July 2001. Management is in the process of registering the offering in individual states, which is estimated to be a 30-45 day procedure. Management has hired Millenium Capital Quest Corporation as a consultant to assist us in devising a plan of action to raise the new capital as efficiently as possible. We believe that the cash proceeds from this offering, given a mid-range or maximum scenario, together with forecasted revenue to be generated by expanding sales and marketing should satisfy our cash requirements for the next 3 to 5 years. From time to time, Mr. William Dillard, President and CEO of Mag-Well Inc., has funded operational short falls on an as need basis and will continue to do so as required.

  All investor inquiries should be directed to Mr. William W.
Dillard, President, Mag-Well, Inc., 404 Lakeview Drive, Boerne,
Texas 78006, phone 830-249-2610, fax 830-249-2609.

/9/

                   PART II - OTHER INFORMATION


Item 6. Exhibits



  ExhibiT   Name and/or Identification of Exhibit
  Number

    3     Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed June 20, 1988. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form SB-2, previously filed with the Commission.

                 (b) By-Laws of the Company adopted June 20,
                 1988.  Incorporated by reference to the
                 exhibits to the Company's General Form For
                 Registration Of Securities Of Small Business
                 Issuers on Form SB-2, previously filed with the Commission.

/10/

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Mag-Well, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date:    08/15/01
         --------



By:      /s/ William W. Dillard, Jr.
    ---------------------------------
    William W. Dillard, Jr., President, CEO and Director


/11/