Form 10QSB
period 2001-09-30
MAG WELL INC
filed 2001-11-07
CIK 924535

                                  MAGWELL INC.




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

OR

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-87701

                                 MAG-WELL, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

               Texas                                   74-2506600
               -----                                   ----------

   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


   404 Lakeview Drive, Boerne, Texas                     78006
   ---------------------------------                     -----

(Address of principal executive offices)               (Zip Code)

                                 (830) 249-2610
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   The number of shares outstanding of each of the issuer's classes of common stock as of 08/15/01: 12,313,000

                                  MAGWELL INC.



                                 MAG-WELL, INC.



                                TABLE OF CONTENTS


                                                                                                                     Page
PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheet September 30, 2001 (unaudited)                                                        3

                  Statements of Operations For The Three and Nine Months Ended September 30, 2001 (unaudited)
                  and 2000 (unaudited)                                                                                4

                  Statements of Cash Flows For The Nine Months Ended September 30, 2001 (unaudited) and 2000
                  (unaudited)                                                                                         5

                  Note to Unaudited Financial Statements                                                              6

          Item 2. Management's Discussion and Plan of Operation                                                       7

SIGNATURES                                                                                                           10

                                  MAGWELL INC.


                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash                                                                   $     1,214
   Trade accounts receivable                                                    2,742
   Inventory (net of valuation allowance of $62,000)                          272,591
                                                                          -----------
           Total current assets                                               276,547

PROPERTY AND EQUIPMENT, net                                                    37,186

OTHER ASSETS
   Deferred offering costs                                                     50,945
                                                                          -----------

           Total assets                                                   $   364,678
                                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Line of credit payable                                                 $   139,153
   Current portion of notes payable                                            15,110
   Advances payable                                                            50,000
   Trade accounts payable                                                     106,597
   Accrued payroll                                                            217,500
   Accrued expenses and other liabilities                                     404,337
                                                                          -----------
           Total current liabilities                                          932,697

COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.001 stated value, 5,000,000 shares authorized;
      no shares issued and outstanding                                             --
   Common stock, $.001 stated value, 20,000,000 shares authorized;
      12,313,000 shares issued and outstanding                                 12,313
   Additional paid-in capital                                               2,443,335
   Deferred offering costs                                                   (136,250)
   Accumulated deficit                                                     (2,887,417)
                                                                          -----------
           Total stockholders' deficiency                                    (568,019)
                                                                          -----------
                  Total liabilities and stockholders' deficiency          $   364,678
                                                                          ===========

                 SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS

                                  MAGWELL INC.


                            STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                       -----------------------------     -----------------------------
                                           2001             2000             2001            2000
                                       ------------     ------------     ------------     ------------
REVENUES:
    Tool sales                         $      8,442     $    207,743     $    134,684     $    280,079
    Lease revenue                               510            1,431            1,930            5,314
                                       ------------     ------------     ------------     ------------
         Total revenue                        8,952          209,174          136,614          285,393

COST OF GOODS SOLD                           28,701          151,309          172,746          224,953
                                       ------------     ------------     ------------     ------------
    Gross margin (loss)                     (19,749)          57,865          (36,132)          60,440

GENERAL AND ADMINISTRATIVE EXPENSES         101,000           35,053          222,411          109,443

OTHER EXPENSE:
    Interest expense, net                    (8,876)          (8,254)         (25,556)         (26,811)
    Gain on disposition of assets                --             (935)              --               --
    Other                                        --             (307)              --               --
                                       ------------     ------------     ------------     ------------
          Total other expense                (8,876)          (9,496)         (25,556)         (26,811)

NET LOSS                               $   (129,625)    $    (13,316)    $   (284,099)    $    (75,814)
                                       ============     ============     ============     ============

LOSS PER SHARE (basic and diluted)     $       (.01)    $          *     $       (.02)    $       (.01)
                                       ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING      12,313,000       12,313,000       12,313,000       12,313,000
                                       ============     ============     ============     ============

*Less than $(.01) per share

                 SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS

                                  MAGWELL INC.

                            STATEMENTS OF CASH FLOWS


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -----------------------------
                                                                               2001             2000
                                                                           ------------     ------------
                                                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $   (284,099)    $    (75,814)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization                                               11,743           22,975
     Change in receivables                                                       11,342              188
     Change in inventory                                                         40,430          (36,436)
     Change in accounts payable, accrued expenses and other liabilities         174,469           72,706
     Other                                                                           --           (3,000)
                                                                           ------------     ------------
                  Net cash used by operating activities                         (46,115)         (19,381)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Additions to property and equipment                                           (3,416)         (33,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of line of credit                                                    10,002           64,920
   Proceeds from advances                                                        50,000               --
   Deferred offering costs                                                      (21,995)              --
                                                                           ------------     ------------
                  Net cash provided by financing activities                      38,007           64,920

NET CHANGE IN CASH                                                              (11,524)          11,934

CASH, beginning of period                                                        12,738           34,508
                                                                           ------------     ------------

CASH, end of period                                                        $      1,214     $     46,442
                                                                           ============     ============

                 SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS

                                  MAGWELL INC.

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

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



                                  ************

                                  MAGWELL INC.



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

                                  MAGWELL INC.


inventor, brings 20 years of experience to the MFC industry. This has allowed us to produce the largest most powerful MFC's in the world today. Our experience in the industry allows us to use this technology to maximize performance while minimizing limitations.

Results of Operations

   Nine Month Comparative

     Tool sales for the nine months ended September 30, 2001 were $134,684. This represents a decrease of $145,395 in tool sales from the comparable nine month period ended September 30, 2000, when we reported tool sales of $280,079. Tool sales decreased by 52% because we expect most of the anticipated tool sales will be realized in the fourth quarter as opposed to the second and third quarters.

     Cost of goods sold for the nine months ended September 30, 2001 were $172,746. This represents a decrease of $52,207 in cost of goods sold from the comparable nine month period ended September 30, 2000, when we reported cost of goods sold of $224,953. The cost of goods sold decreased 23% due to a cut back in factory personnel and lower sales. However, as a percentage of sales, Cost of Goods sold increased over the prior period due to the impact of fixed costs and the sharp reduction in sales during the third quarter of 2001.

     General and administrative expenses for the nine months ended September 30, 2001 were $222,411. This represents an increase of $112,968 in general and administrative expenses from the comparable nine month period ended September 30, 2000, when we reported general and administrative expenses of $109,443. This increase in expenses was largely due to business development efforts and related DPO offering expenses as well as an increase in fixed operating expenses for the additional office space.

     Due to the decrease in sales and increase in general and administrative expenses, we recorded a net loss for the nine months ended September 30, 2001 of $284,099 as compared to the loss of $75,814 reported in the comparable period of 2000. Furthermore, as of September 30, 2001 the company had a working capital deficit of $656,150. The net cash used in operational activities for the nine months ended September 30, 2001 was $46,115 as compared to net cash used in operational activities of $19,381 reported in the comparable period of 2000.

Three Month Comparative

     Tool sales for the three months ended September 30, 2001 were $8,442. This represents a decrease of $199,301 in tool sales from the comparable three month period ended September 30, 2000, when we reported tool sales of $207,743. Tool sales decreased by 96% because all quotes were put on hold due to unstable markets. Most of the anticipated tool sales will be realized in the fourth quarter as opposed to the second and third quarters.

     Cost of goods sold for the three months ended September 30, 2001 were $28,701. This represents a decrease of $122,608 in cost of goods sold from the comparable three month period ended September 30, 2000, when we reported cost of goods sold of $151,309. The cost of goods sold decreased 81% due to the reduction in sales.

                                  MAGWELL INC.



     General and administrative expenses for the three months ended September 30, 2001 were $101,000. This represents an increase of $65,947 in general and administrative expenses from the comparable three month period ended September 30, 2000, when we reported general and administrative expenses of $35,053. This increase in expenses was largely due to business development efforts and related IPO offering expenses as well as an increase in fixed operating expenses for the additional office space.

     Due to the decrease in sales and the increase in general and administrative expenses, we recorded a net loss for the three months ended September 30, 2001 of $129,625 as compared to the loss of $13,316 reported in the comparable period of 2000.

Future Business

     We have quotes outstanding, in the amount of $961,324.25, for the following countries:

         1. Germany 2. Indonesia 3. The Congo 4. Azerbaijan 5. Venezuela 6. Mexico 7. Kazakhstan.

     The outstanding quote in Germany is in the process of being converted to a sale and we hope to see closure in Indonesia and Azerbaijan in November.

     If monies become available from the IPO, management intends to initiate a marketing campaign in an effort to better educate industries world wide of our capabilities and accomplishments. We will introduce, on a worldwide basis, our newest Full Bore Tool, which is the largest, most powerful downhole oil field tool that we have built to date. This tool has shown tremendous success offshore with Pemex Mexico as well as Perenco, Africa. Available Pemex engineering reports indicate less than a 30-day payback on their investment in our Full Bore Tool. Management plans to initiate a program where we can supply large offshore wells with initial test tools enabling oil companies to see first hand the type of savings that can be realized. This is not something that we were able to do in the past, due to lack of funds.

     In September 2001, MagWell hired NetPartners Marketing to initiate such a plan. NetPartners has begun an internet campaign in order to market MagWell and the Full Bore tool in particular.

     It is our goal to see a Mag-Well tool installed in every new well completed as standard equipment. We believe this would reduce or eliminate the need for billions of dollars of chemicals used each year to produce oil.

Liquidity and Capital Resources

     To fund ongoing fiscal 2001 operations, we will need to begin to generate revenues or raise additional capital to fund our operations and provide for our working capital needs. The Securities and Exchange Commission cleared our SB-2 offering on 17 July 2001. To date management has registered the offering in 5 individual states (New York, Georgia, Illinois, Louisiana, and Wyoming). The process of registering the offering in the remaining states is ongoing. Management has hired Millenium Capital Quest Corporation as a consultant to assist us in devising a plan of action to raise the new capital as efficiently as possible. We believe that the cash proceeds from this offering, given a mid-range or maximum scenario, together with forecasted revenue to be generated by expanding sales and marketing should satisfy our cash requirements for the next 3 to 5 years. From time to time, Mr. William Dillard, President and CEO of Mag-Well Inc., has funded operational short falls on an as need basis and will continue to do so as required.

     All investor inquiries should be directed to Mr. William W. Dillard, President, Mag-Well, Inc., 404 Lakeview Drive, Boerne, Texas 78006, phone 830-249-2610, fax 830-249-2609.

                                  MAGWELL INC.


                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MAG-WELL, INC.
--------------------------------------------------------------------------------
                                  (Registrant)




Date:    11/7/01
      ---------------




By:             /s/ William W. Dillard, Jr.
    ----------------------------------------------------
    William W. Dillard, Jr., President, CEO and Director